Form 10-Q
period 1996-03-31
ZIEGLER LEASING CORP /WI
filed 1996-05-15
CIK 879885

Form 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1996
                                OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from        to
                  Commission file number 33-43082
                    ZIEGLER LEASING CORPORATION
      (Exact name of registrant as specified in its charter)
           Wisconsin                                39-1148992
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)
         215 North Main Street, West Bend, Wisconsin 53095
   (Address of principal executive offices)          (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at March 31, 1996 was 2,000 shares.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                              PART I
            ZIEGLER LEASING CORPORATION AND SUBSIDIARY
             CONSOLIDATED CONDENSED INCOME STATEMENTS
                            (Unaudited)

                                        For the Three Months Ended
                                         March 31,        March 31,
                                           1995             1996
Revenues:
  Operating leases                       $1,591,125      $1,395,152
  Financing leases                          622,416         625,104
  Leveraged leases                           39,007          32,752
  Fee income                                 73,620          61,639
  Interest income                           143,273         245,026
  Gain on sale of equipment, net             91,216         155,080
  Other                                       2,792          43,473
    Total revenues                        2,563,449       2,558,226
Expenses:
  Depreciation                            1,209,205       1,080,686
  Interest                                  727,111         710,462
  Provision for losses                       30,000          60,035
  Selling                                    27,657          34,750
  General and administrative                454,408         459,570
    Total expenses                        2,448,381       2,345,503
Income before income taxes                  115,068         212,723
Provision for income taxes                   81,000          80,000
    Net income                           $   34,068      $  132,723

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
            ZIEGLER LEASING CORPORATION AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                       December 31,     March 31,
                                           1995           1996
ASSETS
  Cash                                 $     5,645    $   270,884
  Short-term investments                 2,100,112      2,019,239
      Total cash and cash equivalents    2,105,757      2,290,123
  Investments in leases, net:
    Financing leases                    25,743,614     26,246,806
    Leveraged leases                     2,380,402      2,336,603
    Operating leases                    14,148,253     12,594,883
      Total investment in leases        42,272,269     41,178,292
  Receivables:
    Notes receivable                     8,274,711      8,793,855
    Other receivables                      435,071         44,696
  Other assets                           1,046,176        894,439
      Total assets                     $54,133,984    $53,201,405
LIABILITIES AND STOCKHOLDER'S EQUITY
  Short-term debt:
    Notes payable to parent            $ 8,318,462    $ 8,355,783
    Current maturities of long-term debt18,724,186     17,649,511
  Accounts payable for leased equipment
   purchases                               725,218        129,424
  Other accounts payable and accrued
   expenses                                870,022      1,266,783
  Deferred income taxes                  6,659,583      6,690,381
  Long-term debt                         7,516,751      8,107,038
      Total liabilities                 42,814,222     42,198,920
Commitments
Stockholder's equity:
  Common stock -- $1 par; 40,000 shares
   authorized; 2,000 shares issued and
   outstanding                               2,000          2,000
  Additional paid-in capital             1,748,000      1,748,000
  Retained earnings                      9,569,762      9,252,485
      Total stockholder's equity        11,319,762     11,002,485
      Total liabilities and
       stockholder's equity            $54,133,984    $53,201,405

The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.
            ZIEGLER LEASING CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                        For the Three Months Ended
                                         March 31,       March 31,
                                           1995             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                            $   34,068     $  132,723
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization       1,275,351      1,142,027
     Provision for losses                   30,000         60,035
     Gain on sale of leased equipment      (91,216)      (155,080)
     Deferred income taxes                (220,395)       214,823)
     Changes in assets and liabilities:
      Decrease (increase) in -
       Other receivables                  (302,323)       390,375)
       Other operating assets                8,451       (600,066)
      Increase (decrease) in -
       Other accounts payable and
        accrued expenses                   597,689        212,736
       Other operating liabilities             (21)          (321)
         Net cash provided by operating
          activities                     1,331,604      1,397,252
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments received on notes receivable    238,469      1,544,252
  Issuance of notes receivable          (4,184,020)    (4,553,819)
  Purchase of assets to be leased       (2,700,061)      (303,323)
  Principal payments received under leases2,848,513     2,943,422
  Proceeds from sale of leased equipment   287,209        473,421
         Net cash provided (used)
          by investing activities       (3,509,890)       103,953)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of notes payable to parent   10,948,000      9,712,000
  Principal payments of notes payable
   to parent                           (10,257,000)    (9,647,000)
  Principal payments of notes payable
    to banks                              (386,967)      (484,388)
  Principal payments on nonrecourse debt  (538,905)      (647,451)
  Cash dividends paid                     (100,000)      (250,000)
         Net cash used by financing
          activities                      (334,872)    (1,316,839)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                    (2,513,158)       184,366)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                      3,294,953      2,105,757
CASH AND EQUIVALENTS AT END OF PERIOD  $   781,795    $ 2,290,123
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Interest paid during the period      $   522,000    $   679,000
  Income taxes paid during the period  $    36,215    $   121,000
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:
  Conversion of notes receivable to
   leased equipment                    $ 2,665,000    $ 2,490,000

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          March 31, 1996
(1)  Basis of Presentation -
     The condensed consolidated financial statements included herein have been prepared by Ziegler Leasing Corporation and subsidiary (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal, recurring nature. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
(2)  Consolidation -
     Ziegler Leasing Corporation's wholly-owned subsidiary, Ziegler
Medical Equipment Group, Inc. ("ZMEG"), is in the business of refurbishing and remarketing used medical equipment.
(3)  Allowance for possible losses -
     The Company provides for the possibility that ultimately some customers will be unable to fulfill their lease obligations. Management monitors its past due accounts on a continuous basis, and provides for possible losses based on knowledge of its current customers and the industry it serves, as well as historical data. Activity in the allowance for possible losses for 1995 and for the first quarter of 1996 is summarized below.

             Balance, December 31, 1994         $587,132
               Provision for losses              185,269
               Charge-offs, net                 (296,275)
             Balance, December 31, 1995          476,126
               Provision for losses               60,035
               Recovery, net                       5,000
             Balance, March 31, 1996            $541,161

(4)  Commitments -
     As of March 31, 1996, the Company had outstanding written agreements to provide equipment lease financing totalling approximately $4,431,000.
To manage the off-balance sheet credit and interest rate risk exposure related to those commitments, the Company retains the right to adjust or cancel the commitments if adverse interest rate or credit conditions arise.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            Results of Operations - Three Months Ended
                      March 31, 1996 and 1995
     Total revenues of the Company decreased $5,223 (0%) from $2,563,449 during the first quarter of 1995 to $2,558,226 during the first quarter of 1996. The primary components of revenue consist of lease income from operating and financing leases as well as gains on the sale of leased equipment at lease termination.
     The revenues from operating leases decreased $195,973 (12%) from $1,591,125 during the first quarter of 1995 to $1,395,152 during the first quarter of 1996. The decrease in revenue resulted primarily from a 20% decrease in the average net investment in operating leases during the first quarter of 1996 vs the first quarter of 1995.
     The revenue from financing leases increased $2,688 (0%) form $622,416 during the first quarter of 1995 to $625,104 during the first quarter of 1996. The increase in revenue resulted primarily from the timing of financing lease activations and terminations, as the average net investment in financing leases actually decreased 3% in the first quarter of 1996 vs the first quarter of 1995.
     The gain on sale of equipment at lease termination increased $63,864 (70%) from $91,216 during the first quarter of 1995 to $155,080 during the first quarter of 1996. An increase in equipment coming off lease was the primary reason for the increase in 1996.
     Total expenses for the Company decreased $102,878 (4%) from
$2,448,381 during the first quarter of 1995 to $2,345,503 during the first quarter of 1996. The primary components of total expenses consist of depreciation of rental equipment, interest expense, general and administrative expenses and provision for losses.
     Depreciation of rental equipment decreased $128,519 (11%) from $1,209,205 during the first quarter of 1995 to $1,080,686 during the first quarter of 1996. The decrease in depreciation expense was due primarily to a 20% decrease in the average net investment in operating leases during the first quarter of 1996 vs the first quarter of 1995.
     Interest expense decreased $16,649 (2%) from $727,111 during the first quarter of 1995 to $710,462 during the first quarter of 1996. This decrease was due primarily to a 1% decrease in average debt outstanding during the first quarter of 1996 vs the first quarter of 1995.
     General and administrative expenses increased $5,162 (1%) from $454,408 during the first quarter of 1995 to $459,570 during the first quarter of 1996. General and administrative expenses are comprised of many expenses, the largest of which are employee compensation and benefits and amortization of initial direct costs.
     Employee compensation and benefits increased $28,801 (14%) from $200,780 during the first quarter of 1995 to $229,581 during the first quarter of 1996. The increase was due to the creation of additional sales positions.
     Initial direct costs are those expenses which are directly related to lease origination and are capitalized at the inception of the lease and amortized over the lease term. The amount of initial direct costs amortized is influenced by the following factors: net lease activations (number, amount and term), expected and unexpected lease terminations, and the presence or absence of broker commissions. Amortization of initial direct costs decreased $3,719 (5%) from $68,474 during the first quarter of 1995 to $64,755 during the first quarter of 1996.
     All other general and administrative expenses decreased $19,920 (11%) from $185,154 during the first quarter of 1995 to $165,234 during the first quarter of 1996. This decrease was due primarily to a reduction in costs associated with the operation of the Company's subsidiary.
     Provision for losses increased $30,035 (100%) from $30,000 during the first quarter of 1995 to $60,035 during the first quarter of 1996. This increase is due to an additional reserve established for an impaired lease.
     Net income increased $98,655 (290%) from $34,068 during the first quarter of 1995 to $132,723 during the first quarter of 1996.
                              PART II
Items 1 through 5.
           Not applicable
Item 6.    Exhibits and Reports on Form 8-K
           (a)  Exhibits:
                     Exhibit No.           Description
                         27                Financial Data Schedule
           (b)  Reports on Form 8-K:  None
                            SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                     ZIEGLER LEASING CORPORATION
Dated:  May 14, 1996                 By
                                           Mark E. Sedlmeier
                                           President and
                                           Chief Executive Officer
Dated:  May 14, 1996                 By
                                           Kevin A. Kalnins
                                           Controller