Form 10-Q
period 1996-06-30
ZIEGLER LEASING CORP /WI
filed 1996-08-13
CIK 879885

Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1996
                                    OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to
                      Commission file number 33-43082
                        ZIEGLER LEASING CORPORATION
          (Exact name of registrant as specified in its charter)
           Wisconsin                                        39-1148992
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)
             215 North Main Street, West Bend, Wisconsin 53095
          (Address of principal executive offices)     (Zip Code)
    Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (X)      No  ( )
The number of shares outstanding of the registrant's Common stock, par value $1.00 per share, at June 30, 1996 was 2,000 shares.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                                  PART I
                ZIEGLER LEASING CORPORATION AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                                            For the Three Months Ended
                                             June 30,          June 30,
                                               1995              1996
REVENUES:
  Operating leases                         $ 1,473,829       $ 1,273,647
  Financing leases                             707,026           604,863
  Leveraged leases                              36,629            52,264
  Fee Income                                    18,083            65,327
  Interest income                              131,373           187,251
  Gain on sale of equipment, net               232,714           226,403
  Other                                        127,412            33,158
    Total revenues                           2,727,066         2,442,913
EXPENSES:
  Depreciation                               1,130,142         1,044,237
  Interest                                     723,591           626,395
  Provision for losses                          30,000           363,295
  Selling                                       31,301            33,135
  General and administrative                   518,647           450,918
    Total expenses                           2,433,681         2,517,980
Income (loss) before income taxes              293,385           (75,067)
Provision for (benefit from) income taxes      114,000            (9,000)
    Net income (loss)                      $   179,385       $   (66,067)

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
                ZIEGLER LEASING CORPORATION AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                                             For the Six Months Ended
                                             June 30,          June 30,
                                               1995              1996
REVENUES:
  Operating leases                         $ 3,064,954       $ 2,668,799
  Financing leases                           1,329,442         1,229,967
  Leveraged leases                              75,636            85,016
  Fee income                                    91,703           126,966
  Interest income                              274,646           432,277
  Gain on sale of equipment, net               323,930           381,483
  Other                                        130,204            76,631
    Total revenues                           5,290,515         5,001,139
EXPENSES:
  Depreciation                               2,339,347         2,124,923
  Interest                                   1,450,702         1,336,857
  Provision for losses                          60,000           423,330
  Selling                                       58,958            67,885
  General and administrative                   927,789           910,488
    Total expenses                           4,836,796         4,863,483
Income before income taxes                     453,719           137,656
Provision for income taxes                     195,000            71,000
    Net income                             $   258,719       $    66,656

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
                ZIEGLER LEASING CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                            December 31,      June 30,
                                                1995            1996
ASSETS
  Cash                                      $     5,645      $     3,503
  Short-term investments                      2,100,112          579,198
      Total cash and cash equivalents         2,105,757          582,701
  Investment in leases, net:
    Financing leases                         25,743,614       22,770,484
    Leveraged leases                          2,380,402        2,341,698
    Operating leases                         14,148,253       11,911,179
      Total investment in leases             42,272,269       37,023,361
  Receivables:
    Notes receivable                          8,274,711        7,256,106
    Other receivables                           435,071           23,033
    Other assets                              1,046,176        1,733,154
      Total assets                          $54,133,984      $46,618,355
LIABILITIES AND STOCKHOLDER'S EQUITY
  Short-term debt:
    Notes payable to parent                 $ 8,318,462      $ 7,558,843
    Current maturities of long-term debt     18,724,186       12,964,806
  Accounts payable for
   leased equipment purchases                   725,218           81,320
  Other accounts payable and
   accrued expenses                             870,022        1,045,390
  Deferred income taxes                       6,659,583        5,845,975
  Long-term debt                              7,516,751        8,185,603
      Total liabilities                      42,814,222       35,681,937
Commitments
Stockholder's Equity:
  Common stock -- $1 par, 40,000 shares
   authorized, 2,000 shares issued and
   outstanding                                    2,000            2,000
  Additional paid-in capital                  1,748,000        1,748,000
  Retained earnings                           9,569,762        9,186,418
      Total stockholder's equity             11,319,762       10,936,418
      Total liabilities and
       stockholder's equity                 $54,133,984      $46,618,355

The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.
                ZIEGLER LEASING CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                For the Six Months Ended
                                               June 30,          June 30,
                                                 1995              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $   258,719      $    66,656
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
    Depreciation and amortization             2,451,277        2,242,731
    Provision for losses                         60,000          423,330
    Gain on sale of leased equipment           (323,930)        (381,483)
    Deferred income taxes                      (758,814)        (813,608)
    Changes in assets and liabilities:
     Decrease (increase) in -
      Other receivables                      (1,292,442)         412,038
      Other operating assets                    874,469         (676,309)
     Increase (decrease) in -
      Other accounts payable and
       accrued expenses                         393,698          175,368
      Other operating liabilities                  (387)            (619)
        Net cash provided by operating
         activities                           1,662,590        1,448,104
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments received on notes receivable         487,080        3,932,278
  Purchase of notes receivable               (6,523,261)      (7,327,661)
  Purchase of assets to be leased            (5,021,677)      (2,372,827)
  Principal payments received under leases    5,724,587        5,806,419
  Proceeds from sale of leased equipment      1,709,140        3,928,267
        Net cash provided (used) by
         investing activities                (3,624,131)       3,966,476
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of notes payable to parent        22,932,000       16,965,000
  Principal payments of notes payable
   to parent                                (20,565,000      (17,724,000)
  Issuance of notes payable to affiliates             -        7,229,693
  Principal payments of notes payable
   to affiliates                                      -       (5,815,968)
  Principal payments of notes payable
   to banks                                  (2,745,812)      (6,504,253)
  Proceeds on issuance of nonrecourse debt      241,422          672,391
  Principal payments on nonrecourse debt     (1,093,722)      (1,310,499)
  Cash dividends paid                          (100,000)        (450,000)
        Net cash (used) by
         financing activities                (1,331,112)      (6,937,636)
NET DECREASE IN CASH AND CASH
EQUIVALENTS                                  (3,292,653)      (1,523,056)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                     3,294,953        2,105,757
CASH AND CASH EQUIVALENTS AT END OF PERIOD  $     2,300      $   582,701
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Interest paid during the period           $ 1,432,000      $ 1,241,000
  Income taxes paid during the period       $   736,000      $   843,000
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:
  Conversion of notes receivable to
   leased equipment                         $ 4,364,000      $ 4,414,000

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               June 30, 1996
(1)   Basis of Presentation -
            The consolidated condensed financial statements included herein have been prepared by Ziegler Leasing Corporation and subsidiary (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal, recurring nature. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
(2)   Consolidation -
            Ziegler Leasing Corporation's wholly-owned subsidiary, Ziegler Medical Equipment Group, Inc. ("ZMEG"), is in the business of refurbishing and remarketing pre-owned medical equipment. (See note 3.)
(3)   Allowance for possible losses -
            The Company provides for the possibility that ultimately some customers will be unable to fulfill their lease obligations. Management monitors its past due accounts on a continuous basis, and provides for possible losses based on knowledge of its current customers and the industry it serves, as well as historical data.
            In June of 1996, ZMEG established a reserve in the amount of $107,000 for future expected losses related to its refurbishing activities. ZMEG intends to concentrate primarily on the remarketing of pre-owned medical equipment. In addition, ZMEG recognized a loss of $215,306 for a decline in the market value of its inventory.
            Activity in the allowance for possible losses for 1995 and for the first six months of 1996 is summarized below.

      Balance, December 31, 1994                 $587,132
        Provision for losses                      185,269
        Charge-offs, net                         (296,275)
      Balance, December 31, 1995                  476,126
        Provision for losses                      423,330
        Charge-offs, net                         (210,306)
      Balance, June 30, 1996                     $689,150

(4)   Commitments -
            As of June 30, 1996, the Company had outstanding written agreements to provide equipment lease financing totaling approximately $2,969,000. To manage the off-balance sheet credit and interest rate risk exposure related to those commitments, the Company retains the right to adjust or cancel the commitments if adverse interest rate or credit conditions arise.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           RESULTS OF OPERATIONS
                Results of Operations - Three Months Ended
                          June 30, 1996 and 1995
      Total revenues of the Company decreased $284,153 (10%) from $2,727,066 during the second quarter of 1995 to $2,442,913 during the second quarter of 1996. The primary components of revenue consist of lease income from operating and financing leases as well as gains on the sale of leased equipment at lease termination.
      The revenue from operating leases decreased $200,182 (14%) from $1,473,829 during the second quarter of 1995 to $1,273,647 during the second quarter of 1996. The decrease in revenue resulted primarily from an 18% decrease in the average net investment in operating leases during the second quarter of 1996 vs the second quarter of 1995.
      The revenue from financing leases decreased $102,163 (14%) from $707,026 during the second quarter of 1995 to $604,863 during the second quarter of 1996. The decrease in revenue resulted primarily from the timing of financing lease activations and terminations, as the average net investment in financing leases decreased 18% in the second quarter of 1996 vs the second quarter of 1995.
      The gain on sale of equipment at lease termination decreased $6,311 (3%) from $232,714 during the second quarter of 1995 to $226,403 during the second quarter of 1996.
      Total expenses for the Company increased $84,299 (3%) from $2,433,681 during the second quarter of 1995 to $2,517,980 during the second quarter of 1996. The primary components of total expenses consist of depreciation of rental equipment, interest expense, general and administrative expenses and provision for losses.
      Depreciation of rental equipment decreased $85,905 (8%) from $1,130,142 during the second quarter of 1995 to $1,044,237 during the second quarter of 1996. The decrease in depreciation expense was due primarily to a 18% decrease in the average net investment in operating leases during the second quarter of 1996 vs. the second quarter of 1995.
      Interest expense decreased $97,196 (13%) from $723,591 during the second quarter of 1995 to $626,395 during the second quarter of 1996. This decrease was due primarily to an 11% decrease in average debt outstanding during the second quarter of 1996 vs the second quarter of 1995.
      General and administrative expenses decreased $67,729 (13%) from $518,647 during the second quarter of 1995 to $450,918 during the second quarter of 1996. General and administrative expenses are comprised of many expenses, the largest of which are employee compensation and benefits and amortization of initial direct costs.
      Employee compensation and benefits increased $25,819 (15%) from $176,214 during the second quarter of 1995 to $202,033 during the second quarter of 1996. The increase was due to the creation of additional sales positions.
      Initial direct costs are those expenses which are directly related to lease origination and are capitalized at the inception of the lease and amortized over the lease term. The amount of initial direct costs amortized is influenced by the following factors: new lease activations (number, amount and term), expected and unexpected lease terminations, and the presence or absence of broker commissions. Amortization of initial direct costs decreased $13,362 (17%) from $76,667 during the second quarter of 1995 to $63,305 during the second quarter of 1996.
      All other general and administrative expenses decreased $80,186 (30%) from $265,766 during the second quarter of 1995 to $185,580 during the second quarter of 1996. This decrease was due primarily to costs associated with the operation of the Company's subsidiary.
      Provision for losses increased $333,295 (1,111%) from $30,000 during the second quarter of 1995 to $363,295 during the second quarter of 1996. This increase is due primarily to reserves established for future expected losses of the Company's subsidiary and a decline in the market value of the subsidiary's inventory.
      Net income decreased $245,452 (137%) from $179,385 during the second quarter of 1995 to a $66,067 loss during the second quarter of 1996.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           RESULTS OF OPERATIONS
                 Results of Operations - Six Months Ended
                          June 30, 1996 and 1995
      Total revenues of the Company decreased $289,376 (5%) from $5,290,515 for the six months ended June 30, 1995 to $5,001,139 for the six months ended June 30, 1996. The primary components of revenue consist of lease income from operating and financing leases as well as gains on the sale of leased equipment at lease termination.
      The revenue from operating leases decreased $396,155 (13%) from $3,064,954 for the six months ended June 30, 1995 to $2,668,799 for the six months ended June 30, 1996. The decrease in revenue resulted primarily from a 19% decrease in the average net investment in operating leases for the first six months of 1996 vs the first six months of 1995.
      The gain on sale of equipment at lease termination increased $57,553 (18%) from $323,930 for the six months ended June 30, 1995 to $381,483 for the six months ended June 30, 1996. An increase in equipment coming off lease was the primary reason for the increase in 1996.
      Total expenses for the Company increased $26,687 (1%) from $4,836,796 for the six months ended June 30, 1995 to $4,863,483 for the six months ended June 30, 1996. The primary components of total expenses consist of depreciation of rental equipment, interest expenses, general and administrative expenses and provision for losses.
      Depreciation of rental equipment decreased $214,424 (9%) from $2,339,347 for the six months ended June 30, 1995 to $2,124,923 for the six months ended June 30, 1996. The decrease in depreciation expense was due primarily to an 19% decrease in the average net investment in operating leases.
      Interest expense decreased $113,845 (8%) from $1,450,702 for the six months ended June 30, 1995 to $1,336,857 for the six months ended June 30, 1996. The decrease was due primarily to a 6% decrease in average debt outstanding for the first months of 1996 vs the first six months of 1995.
      General and administrative expenses decreased $17,301 (2%) from $927,789 for the six months ended June 30, 1995 to $910,488 for the six months ended June 30, 1996. General and administrative expenses are comprised of many expenses, the largest of which are employee compensation and benefits and amortization of initial direct costs.
      Employee compensation and benefits increased $54,619 (14%) from $376,994 for the six months ended June 30, 1995 to $431,613 for the six months ended June 30, 1996. The increase was due to the creation of additional sales positions.
      Initial direct costs are those expenses which are directly related to lease origination and are capitalized at the inception of the lease and amortized over the lease term. The amount of initial direct costs amortized is influenced by the following factors: new lease activations (number, amount and term), expected and unexpected lease terminations, and the presence or absence of broker commissions. Amortization of initial direct costs decreased $17,080 (12%) from $145,141 for the six months ended June 30, 1995 to $128,061 for the six months ended June 30, 1996.
      All other general and administrative expenses decreased $54,840 (14%) from $405,654 for the six months ended June 30, 1995 to $350,814 for the six months ended June 30, 1996. The decrease was due primarily to a reduction in costs associated with the operation of the Company's subsidiary.
      Provision for losses increased $363,330 (606%) from $60,000 for the six months ended June 30, 1995 to $423,330 for the six months ended June 30, 1996. This increase is due primarily to reserves established for future expected losses of the Company's subsidiary and a decline in the market value of its inventory.
      Net income decreased $192,063 (74%) from $258,719 for the six months ended June 30, 1995 to $66,656 for the six months ended June 30, 1996.
                                  PART II
Items 1 through 5.
            Not applicable
Item 6.     Exhibits and Reports on Form 8-K
            (a)   Exhibits:
                        Exhibit No.             Description
                            27                  Financial Data Schedule
            (b)   Reports on Form 8-K:  None
                                SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                          ZIEGLER LEASING CORPORATION
Dated:  August 13, 1996                   By
                                                Mark E. Sedlmeier
                                                President and
                                                Chief Executive Officer
Dated:  August 13, 1996                   By
                                                Kevin A. Kalnins
                                                Controller