Form 10-Q
period 1996-09-30
ZIEGLER LEASING CORP /WI
filed 1996-11-13
CIK 879885

Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996
                                      OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to
                        Commission file number 33-43082
                          ZIEGLER LEASING CORPORATION
            (Exact name of registrant as specified in its charter)
           Wisconsin                                           39-1148992
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)
               215 North Main Street, West Bend, Wisconsin 53095
            (Address of principal executive offices)     (Zip Code)
      Registrant's telephone number, including area code:  (414) 334-5521
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common stock, par value $1.00 per share, at September 30, 1996 was 2,000 shares.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a)
AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                                    PART I
                  ZIEGLER LEASING CORPORATION AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                  For the Three Months Ended
                                                 September 30,   September 30,
                                                     1995            1996
Revenues:
  Operating leases                               $ 1,403,233     $ 1,164,167
  Financing leases                                   749,026         547,251
  Leveraged leases                                    31,263          47,818
  Fee income                                          48,895          57,049
  Interest income                                    173,013         210,831
  Gain on sale of equipment, net                      59,145         243,324
  Other                                               54,246          47,775
    Total revenues                                 2,518,821       2,318,215
Expenses:
  Depreciation                                     1,059,122         811,315
  Interest                                           722,183         566,768
  Provision for losses                                62,634           7,668
  Selling                                             29,527          31,690
  General and administrative                         345,662         359,877
    Total expenses                                 2,219,128       1,777,318
Income (loss) before income taxes                    299,693         540,897
Provision for income taxes                           114,000         202,000
    Net income (loss)                            $   185,693     $   338,897

The accomanying notes to consolidated condensed financial statements are an integral part of these statements.
                  ZIEGLER LEASING CORPORATION AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                   For the Nine Months Ended
                                                 September 30,   September 30,
                                                     1995            1996
Revenues:
  Operating leases                               $ 4,468,186     $ 3,832,966
  Financing leases                                 2,078,468       1,777,218
  Leveraged leases                                   106,899         132,834
  Fee income                                         124,597         189,015
  Interest income                                    417,855         643,107
  Gain on sale of equipment, net                     383,075         624,808
  Other                                              197,954         119,406
    Total revenues                                 7,777,034       7,319,354
Expenses:
  Depreciation                                     3,398,469       2,936,238
  Interest                                         2,143,080       1,903,625
  Provision for losses                               122,635         430,997
  Selling                                             88,487          99,825
  General and administrative                       1,270,952       1,270,116
    Total expenses                                 7,023,623       6,640,801
Income before income taxes                           753,411         678,553
Provision for income taxes                           309,000         273,000
    Net income                                   $   444,411     $   405,553

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.
                  ZIEGLER LEASING CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                               December 31,     September 30,
                                                   1995             1996
ASSETS
  Cash                                         $     5,645       $     5,106
  Short-term investments                         2,100,112         1,377,191
      Total cash and cash equivalents            2,105,757         1,382,297
  Investment in leases, net:
    Financing leases                            25,743,614        24,861,438
    Leveraged leases                             2,380,402         2,229,179
    Operating leases                            14,148,253        10,956,318
      Total investment in leases                42,272,269        38,046,935
  Receivables:
    Notes receivable                             8,274,711         5,887,593
    Other receivables                              435,071         2,069,542
    Other assets                                 1,046,176           567,591
      Total assets                             $54,133,984       $47,953,958
LIABILITIES AND STOCKHOLDER'S EQUITY
  Short-term debt:
    Notes payable to parent                    $ 8,318,462       $ 8,485,846
    Current maturities of long-term debt        18,724,186         6,040,810
  Accounts payable for leased equipment
   purchases                                       725,218           461,294
  Other accounts payable and
   accrued expenses                                870,022         1,265,515
  Deferred income taxes                          6,659,583         5,786,975
  Long-term debt                                 7,516,751        14,938,202
      Total liabilities                         42,814,222        36,978,642
  Commitments
  Stockholder's Equity:
    Common stock -- $1.00 par,
     40,000 shares authorized,
     2,000 shares issued and outstanding             2,000             2,000
    Additional paid-in capital                   1,748,000         1,748,000
    Retained earnings                            9,569,762         9,225,316
      Total stockholder's equity                11,319,762        10,975,316
      Total liabilities and
       stockholder's equity                    $54,133,984       $47,953,958

The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.
                  ZIEGLER LEASING CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 For the Nine Months Ended
                                                September 30,    September 30,
                                                    1995             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   444,411     $   405,553
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
    Depreciation and amortization                 3,566,580       3,101,773
    Provision for losses                            122,635         430,997
    Gain on sale of leased equipment               (383,075)       (624,808)
    Deferred income taxes                        (1,084,828)       (872,608)
    Changes in assets and liabilities:
      Decrease (increase) in -
       Other receivables                            (60,592)     (1,634,471)
       Other operating assets                       947,712         853,148
      Increase (decrease) in -
       Other accounts payable and
        accrued expenses                            950,328         395,493
      Other operating liabilities                       142             384
        Net cash provided by operating
         activities                               4,503,313       2,055,461
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments received on notes receivable           1,080,463       4,359,117
  Purchase of notes receivable                  (12,910,591)     (9,455,294)
  Purchase of assets to be leased                (7,455,800)     (5,172,351)
  Principal payments received under leases        8,724,004       8,734,031
  Proceeds from sale of leased equipment          6,620,139       4,697,007
        Net cash (used) provided by
         investing activities                    (3,941,785)      3,162,510
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of notes payable to parent            40,901,000      27,079,000
  Principal payments of notes payable
   to parent                                    (38,476,000)    (26,912,000)
  Issuance of notes payable
   to affiliates                                  4,983,491       7,229,693
  Principal payments of notes payable
   to affiliates                                          -      (6,169,221)
  Issuance of notes payable to banks                      -         256,258
  Principal payments of notes payable
   to banks                                      (3,102,799)     (6,578,655)
  Proceeds on issuance of nonrecourse debt          848,858       2,012,728
  Principal payments on nonrecourse debt         (1,688,434)     (2,009,234)
  Cash dividends paid                              (100,000)       (850,000)
        Net cash (used) provided by
         financing activities                     3,366,116      (5,941,430)

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
                  ZIEGLER LEASING CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)

                                                 For the Nine Months Ended
                                                September 30,    September 30,
                                                    1995             1996
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 3,927,644        (723,460)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  2,300       2,105,757
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                    3,929,944       1,382,297
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Interest paid during the period               $ 1,432,000     $ 1,750,000
  Income taxes paid during the period           $   736,000     $ 1,797,000
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING ACTIVITIES:
  Conversion of notes receivable to
   leased equipment                             $ 4,364,000     $ 7,483,000

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
                  ZIEGLER LEASING CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              September 30, 1996
(1)   Basis of Presentation -
             The consolidated condensed financial statements included herein have been prepared by Ziegler Leasing Corporation and subsidiary (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal, recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
(2)   Consolidation -
             Ziegler Leasing Corporation's wholly-owned subsidiary, Ziegler Medical Equipment Group, Inc. ("ZMEG"), is in the business of refurbishing and remarketing pre-owned medical equipment. (See Note
      3).
(3)   Allowance for possible losses -
             The Company provides for the possibility that ultimately some customers will be unable to fulfill their lease obligations. Management monitors its past due accounts on a continuous basis, and provides for possible losses based on knowledge of its current customers and the industry it serves, as well as historical data.
             In June of 1996, ZMEG established a reserve in the amount of $107,000 for future expected losses related to its refurbishing activities. ZMEG intends to concentrate primarily on the remarketing of pre-owned medical equipment. In addition, ZMEG recognized a loss of $215,306 for a decline in the market value of its inventory.
             Activity in the allowance for possible losses for 1995 and for the first nine months of 1996 is summarized below.

                Balance, December 31, 1994                   $ 587,132
                  Provision for losses                         185,269
                  Charge-offs, net                            (296,275)
                Balance, December 31, 1995                     476,126
                  Provision for losses                         430,997
                  Charge-offs, net                            (210,306)
                Balance, June 30, 1996                       $ 696,817

(4)   Commitments -
             As of September 30, 1996, the Company had outstanding written agreements to provide equipment lease financing totaling approximately $2,384,000. To manage the off-balance sheet credit and interest rate risk exposure related to those commitments, the Company retains the right to adjust or cancel the commitments if adverse interest rate or credit conditions arise.
(5)   Subsequent Events -
             The Ziegler Companies, Inc., which owns 100% of Ziegler Leasing Corporation stock, has signed a nonbinding letter of intent to sell its Ziegler Leasing Corporation subsidiary to a major financial services company. The proposed transaction, which is expected to be completed in the fourth quarter of 1996, is subject to the completion by the buyer of its due diligence investigation, the approval of the purchaser's board, Hart-Scott-Rodino approval, and the negotiation of a definitive purchase agreement. If the transaction closes, the purchaser shall succeed to the rights and obligations of Ziegler Leasing Corporation under the trust indenture which secures the
      Series 1991 Notes.
             As of September 30, 1996, $3,052,000 of the $10,000,000 Series
      1991 Notes have been tendered for redemption on December 1, 1996. In the event the proposed sale of the company is not consummated, the company intends to raise the funds necessary to redeem the principal and accrued interest on the tendered Bonds through the issuance of short-term notes.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             RESULTS OF OPERATIONS
                  Results of Operations - Three Months Ended
                          September 30, 1996 and 1995
      Total revenues of the Company decreased $200,606 (8%) from $2,518,821 during the third quarter of 1995 to $2,318,215 during the third quarter of 1996. The primary components of revenue consist of lease income from operating and financing leases as well as gains on the sale of leased equipment at lease termination.
      The revenue from operating leases decreased $239,066 (17%) from $1,403,233 during the third quarter of 1995 to $1,164,167 during the third quarter of 1996. The decrease in revenue resulted primarily from an 18% decrease in the average net investment in operating leases during the third quarter of 1996 vs the third quarter of 1995.
      The revenue from financing leases decreased $201,775 (27%) from $749,026 during the third quarter of 1995 to $547,251 during the third quarter of 1996. The decrease in revenue resulted primarily from the timing of financing lease activations and terminations, as the average net investment in financing leases decreased 18% in the third quarter of 1996 vs the third quarter of 1995.
      The gain on sale of equipment at lease termination increased $184,179 (311%) from $59,145 during the third quarter of 1995 to $243,324 during the third quarter of 1996. An increase in equipment coming off lease in the third quarter of 1996 was the primary reason for the increase in the third quarter of 1996 vs the third quarter of 1995.
      Total expenses for the Company decreased $441,810 (20%) from $2,219,128 during the third quarter of 1995 to $1,777,318 during the third quarter of 1996. The primary components of total expenses consist of depreciation of rental equipment, interest expense, general and administrative expenses and provision for losses.
      Depreciation of rental equipment decreased $247,807 (23%) from $1,059,122 during the third quarter of 1995 to $811,315 during the third quarter of 1996. The decrease in depreciation expense was due primarily to an 18% decrease in the average net investment in operating leases during the third quarter of 1996 vs the third quarter of 1995.
      Interest expense decreased $155,415 (22%) from $722,183 during the third quarter of 1995 to $566,768 during the third quarter of 1996. This decrease was due primarily to a 11% decrease in average debt outstanding during the third quarter of 1996 vs the third quarter of 1995.
      General and administrative expenses increased $14,215 (4%) from $345,662 during the third quarter of 1995 to $359,877 during the third quarter of 1996. General and administrative expenses are comprised of many expenses, the largest of which are employee compensation and benefits and amortization of initial direct costs.
      Employee compensation and benefits increased $43,688 (32%) from $137,306 during the third quarter of 1995 to $180,994 during the third quarter of 1996. The increase was due to the creation of additional sales positions.
      Initial direct costs are those expenses which are directly related to lease origination and are capitalized at the inception of the lease and amortized over the lease term. The amount of initial direct costs amortized is influenced by the following factors: new lease activations (number, amount and term), expected and unexpected lease terminations, and the presence or absence of broker commissions. Amortization of initial direct costs decreased $18,311 (25%) from $72,653 during the third quarter of 1995 to $54,342 during the third quarter of 1996.
      All other general and administrative expenses decreased $11,162 (8%) from $135,703 during the third quarter of 1995 to $124,541 during the third quarter of 1996. This decrease was due primarily to a reduction in costs associated with the operation of the Company's subsidiary.
      Provision for losses decreased $54,966 (88%) from $62,634 during the third quarter of 1995 to $7,668 during the third quarter of 1996. This decrease is due primarily to a recovery of reserves established for future losses of the Company's subsidiary.
      Net income increased $153,204 (83%) from $185,693 during the third quarter of 1995 to $338,897 during the third quarter of 1996.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             RESULTS OF OPERATIONS
                   Results of Operations - Nine Months Ended
                          September 30, 1996 and 1995
      Total revenues of the Company decreased $457,680 (6%) from $7,777,034 for the nine months ended September 30, 1995 to $7,319,354 for the nine months ended September 30, 1996. The primary components of revenue consist of lease income from operating and financing leases as well as gains on the sale of leased equipment at lease termination.
      The revenue from operating leases decreased $635,220 (14%) from $4,468,186 for the nine months ended September 30, 1995 to $3,832,966 for the nine months ended September 30, 1996. The decrease in revenue resulted primarily from a 19% decrease in the average net investment in operating leases for the first nine months of 1996 vs the first nine months of 1995.
      The revenue from financing leases decreased $301,250 (14%) from $2,078,468 for the nine months ended September 30, 1995 to $1,777,218 for the nine months ended September 30, 1996. The decrease in revenue resulted primarily from the timing of financing lease activations and terminations, as the average net investment in financing leases decreased 11% in the first nine months of 1996 vs the first nine months of 1995.
      The gain on sale of equipment at lease termination increased $241,733 (63%) from $383,075 for the nine months ended September 30, 1995 to
$624,808 for the nine months ended September 30, 1996. An increase in equipment coming off lease was the primary reason for the increase in 1996.
      Total expenses for the Company decreased $382,822 (5%) from
$7,023,623 for the nine months ended September 30, 1995 to $6,640,801 for the nine months ended September 30, 1996. The primary components of total expenses consist of depreciation of rental equipment, interest expense, general and administrative expenses and provision for losses.
      Depreciation of rental equipment decreased $462,231 (14%) from $3,398,469 for the nine months ended September 30, 1995 to $2,936,238 for the nine months ended September 30, 1996. The decrease in depreciation expense was due primarily to a 19% decrease in the average net investment in operating leases in the first nine months of 1996 vs the first nine months of 1995.
      Interest expense decreased $239,455 (11%) from $2,143,080 for the nine months ended September 30, 1995 to $1,903,625 for the nine months ended September 30, 1996. This decrease was due primarily to a 6% decrease in average debt outstanding for the first nine months of 1995 vs the first nine months of 1995.
      General and administrative expenses decreased $836 (0%) from $1,270,952 for the nine months ended September 30, 1995 to $1,270,116 for the nine months ended September 30, 1996. General and administrative expenses are comprised of many expenses, the largest of which are employee compensation and benefits and amortization of initial direct costs.
      Employee compensation and benefits increased $98,308 (19%) from $514,300 for the nine months ended September 30, 1995 to $612,608 for the
nine months ended September 30, 1996.   The increase was due to the
creation of additional sales positions.
      Initial direct costs are those expenses which are directly related to lease origination and are capitalized at the inception of the lease and amortized over the lease term. The amount of initial direct costs amortized is influenced by the following factors: new lease activations (number, amount and term), expected and unexpected lease terminations, and the presence or absence of broker commissions. Amortization of initial direct costs decreased $32,893 (15%) from $215,296 for the nine months ended September 30, 1995 to $182,403 for the nine months ended September
30, 1996.
      All other general and administrative expenses decreased $66,251 (12%) from $541,356 during the nine months ended September 30, 1995 to $475,105 for the nine months ended September 30, 1996. The decrease was due primarily to a reduction in costs associated with the operation of the Company's subsidiary.
      Provision for losses increased $308,362 (251%) from $122,635 for the nine months ended September 30, 1995 to $430,997 for the nine months ended September 30, 1996. This increase is due primarily to reserves established for future losses of the Company's subsidiary and a decline in the market value of its inventory.
      Net income decreased $38,858 (9%) from $444,411 for the nine months ended September 30, 1995 to $405,553 for the nine months ended September
30, 1996.
                                    PART II
Item 6.      Exhibits and Reports on Form 8-K
             (a)   Exhibits:
                         Exhibit No.              Description
                             27                   Financial Data Schedule
             (b)   Reports on Form 8-K:
                   None
             Note: As an event subsequent to the close of the fiscal quarter covered by this report, the registrant filed a Form 8-K on November 1, 1996 relating to the possible acquisition of the registrant. Please see Note 5 to the financial statements contained in this Form 10-Q.
                                  SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                            ZIEGLER LEASING CORPORATION
Dated:  November 14, 1996                   By    /s/ Mark E. Sedlmeier
                                                  Mark E. Sedlmeier
                                                  President and
                                                  Chief Executive Officer
Dated:  November 14, 1996                   By    /s/ Kevin A. Kalnins
                                                  Kevin A. Kalnins
                                                  Controller